Form 10-Q
period 2008-09-30
Solar Energy Towers, Inc.
filed 2008-11-14
CIK 1443977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-153242

SOLAR ENERGY TOWERS, INC.

(Exact name of registrant as specified in its charter)

Washington	26-3244086
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 Pike Street, Suite 985
Seattle, Washington 98101
(Address of principal executive offices, zip code)

(206) 407-3187
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2008, there were 10,000,000 shares of common stock, no par value per share, outstanding, and 100,000 shares of Series A Preferred Stock, no par value per share, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

SOLAR ENERGY TOWERS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Condensed Financial Statements

		Condensed Balance Sheet as of September 30, 2008 (unaudited) and July 31, 2008.	4

		Condensed Statements of Operations - for the three months ended September 30, 2008 and 2007 the period from June 2, 2008 (inception) to September 30, 2008 (unaudited).	5

		Condensed Statements of Cash Flows for the three months ended September 30, 2008 and the Period from June 2, 2008 (Inception) through September 30, 2008 (unaudited).	6

		Notes to Condensed Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

	Item 4T.	Controls and Procedures.	9

Part II.	Other Information
	Item 1.	Item 1. Legal Proceedings.	10
	Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	10
	Item 3.	Item 3. Defaults Upon Senior Securities.	10
	Item 4.	Item 4. Submission of Matters to a Vote of Security Holders.	10
	Item 5.	Item 5. Other Information.	10
	Item 6.	Item 6. Exhibits.	10

Signatures			11

Certifications			12

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Solar Energy Towers, Inc., a Washington corporation (the “Company”) contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of electricity and crude oil prices, the possibility that development efforts will not result in the construction of an energy tower, accidents and other risks associated with power plant construction and development operations, the risk that the Company will encounter unanticipated technological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s development and construction plans, the exercise of the control Robert O’Leary, the Company’s Chairman of the Board of Directors, holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

SOLAR ENERGY TOWERS INC. (A Development Stage Company) CONDENSED BALANCE SHEET

	September 30, 2008 - $ - (Unaudited)	July 31, 2008 - $ -
ASSETS
Current
Cash	101	101
Total current assets	101	101

Total assets	101	101

LIABILITIES
Current

Due to a related party	1,500	-
Total current liabilities	1,500	-
Total liabilities	1,500	-

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
300,000,000 shares of common stock, no par value per share 25,000,000 shares of preferred stock, no par value per share
Issued and outstanding:
10,000,000 common shares at September 30, 2008 and July 31, 2008	100	100
100,000 shares of Series A Preferred Stock at September 30, 2008 and July 31, 2008	1	1
Deficit accumulated during the development stage	(1,500)	-
Total stockholders’ equity	(1,399)	101

Total liabilities and stockholders’ equity	101	101

See accompanying summary of accounting policies and notes to financial statements

SOLAR ENERGY TOWERS INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Three months ended September 30, 2008
And period from June 2, 2008 (Inception) to September 30, 2008
(UNAUDITED)

	Three months ended September 30, 2008 - $ -	Period from June 2, 2008 (Inception) to September 30, 2008 - $ -
General and administrative	1,500	1,500
Net loss	1,500	1,500
Basic and diluted loss per share	(0.00)
Weighted average number of shares outstanding	10,000,000

See accompanying summary of accounting policies and notes to financial statements

SOLAR ENERGY TOWERS INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2008
Period from June 2, 2008 (Inception) through September 30, 2008
(UNAUDITED)

	Three months ended September 30, 2008 - $ -	Period from June 2, 2008 (Inception) through September 30, 2008 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,500)	(1,500)
Add: Non cash contribution of services
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:

Net cash used in operating activities	(1,500)	(1,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to a related party	1,500	1,500
Cash received from sale of common stock Cash received from sale of Series A Preferred Stock	-	100 1
Net cash provided by financing activities	1,500	1,601
NET INCREASE (DECREASE) IN CASH	-	101
Cash, beginning of period	101	-
Cash, end of period	101	101

Supplemental cash flow information:
Interest paid	-	-
Taxes paid	-	-

See accompanying summary of accounting policies and notes to financial statements

SOLAR ENERGY TOWERS INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (A Development Stage Company) September 30, 2008 (UNAUDITED)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Solar Energy Towers Inc. (“Solar Energy Towers” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form S-1, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form S-1, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company. It should be read in conjunction with the Financial Statements and accompanying Notes.

Plan of Operation

Our plan of operation is divided into four phases, as follows: (I) retain, on a consulting basis, engineers to conduct technical and economic feasibility studies of sites for construction of the first energy tower power plant, (II) negotiate and enter into a power purchase agreement with a utility company, (III) retain, on a consulting basis, engineers to design the first energy tower power plant and request for proposals from subcontractors and equipment manufacturers for the construction of the first energy tower power plant, and (IV) construct a full-scale energy towers power plant. We have begun discussions with an engineering firm to engage in technical and economic feasibility studies but have not yet commenced any other operations or activities.

Our plan of operation for the following twelve months is to (i) complete Phase I of our program, which is to conduct technical and economic feasibility studies of sites for construction of the first energy tower power plant, and (ii) begin Phase II of our program, which is to negotiate and enter into a power purchase agreement with a utility company (with the final power purchase agreement to be executed in December 2009). In addition to the $8,500,000 we anticipate spending for Phase I and II for the development program as outlined below, we anticipate spending an additional $60,000 on professional and administrative fees, including fees payable in connection with the filing of this registration statement, complying with reporting obligations and arranging financing for Phase I and II of our development program. Total expenditures over the next 12 months are therefore expected to be approximately $6,560,000, $60,000 of which is the amount to be raised in this offering. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from Robert O’Leary, our Chairman of the Board of Directors, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed.

If we are successful in raising the funds from a current public offering of common stock for proceeds of $60,000, we plan to commence activities to raise the $6,000,000 funds required for Phase I of the development program in the winter of 2008/2009. We expect this phase to take 30-90 days to complete and an additional 9 to 11 months for engineers to conduct technical and economic feasibility studies of sites for construction of the first energy tower power plant. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase I of the development program. We plan to raise the additional funding for Phase I by way of a private debt or equity financing, but have not commenced any activities to raise such funds.
The above program costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced with any activities or operations of any phase of our development program.

Following Phase I of the development program, if it proves successful, in that engineers successfully conduct technical and economic feasibility studies of sites for construction of the first energy tower power plant, we intend to, subject to financing, proceed with Phase II of our development program, Phase II is to negotiate and enter into a power purchase agreement with a utility company. The estimated cost of Phase II is $2,500,000 and is anticipated take approximately 7 months to complete. As with Phase I, we cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase II of our development program. We plan to raise the additional funding for Phase II by way of a private debt or equity financing, but have not commenced any activities to raise such funds.

Following Phase II of the development program, if it proves successful, in that we successfully negotiate and enter into a power purchase agreement with a utility company, we intend to proceed with Phase III of our development program if we are able to raise the funds necessary. Phase III is to make the final design of the first energy tower power plant and request proposals from subcontractors and equipment manufacturers for the construction of the first energy tower power plant. The estimated cost of Phase III is $6,500,000 and is estimated to take approximately 6 months to complete. As with Phases I and II, we cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase III of the development program, and we have no current plans on how to raise the additional funding.

We anticipate commencing Phase II of our development program in May 2009, depending on whether Phase I program proves successful in establishing the technical and economic feasibility studies of sites for construction of the first energy tower power plant. Subject to financing, we anticipate commencing Phase III of our development program in 2009, depending on whether Phase II program proves successful in negotiating and entering into a power purchase agreement with a utility company. As with Phases I and II, we will require additional funding to proceed with Phase III, we have no current plans on how to raise the additional funding, though we believe that if we must first successfully negotiate and enter into a power purchase agreement with a utility company, as planned for Phase III, in order to successfully commence financing activities for Phase IV, which is the construction of the first full-scale energy towers power plant.

We estimate Phase IV to take 2 to 4 years to complete, subject to financing, and to cost between $300,000,000 and $1.5 billion to complete. As with Phases I, II, and III, we will require additional funding to proceed with Phase IV, we have no current plans on how to raise the additional funding.

Results of Operations

Three-Month Period Ended September 30, 2008

We did not earn any revenues during the three-month period ended September 30, 2008.

We incurred operating expenses, consisting solely of general and administrative expense, in the amount of $1,500 for the three-month period ended September 30, 2008

Liquidity and Capital Resources

At September 30, 2008, we had a cash balance of $101. We do not have sufficient cash on hand to commence Phase I of our development program or to fund our ongoing operational expenses. We will need to raise funds to commence our development program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4T. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Secretary, who acts as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Secretary, who acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our President and Chief Executive Officer and our Secretary concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153242), as filed with the Securities and Exchange Commission on August 28, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERGY TOWERS, INC. (Name of Registrant)

Date: November 14, 2008	By:	/s/ Ryan Gibson
Name: Ryan Gibson
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153242), as filed with the Securities and Exchange Commission on August 28, 2008.