Form 10-Q
period 2008-12-31
Solar Energy Towers, Inc.
filed 2009-02-17
CIK 1443977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2008, there were 10,118,000 shares of common stock, no par value per share, outstanding, and 100,000 shares of Series A Preferred Stock, no par value per share, outstanding.

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

SOLAR ENERGY TOWERS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Condensed Financial Statements

		Condensed Balance Sheets as of December 31, 2008 (unaudited) and July 31, 2008.	4

		Condensed Statements of Operations – for the three months ended December 31, 2008 and the period from June 2, 2008 (inception) to December 31, 2008 (unaudited).	5

		Condensed Statements of Cash Flows for the period from June 2, 2008 (Inception) through December 31, 2008 (unaudited).	6

		Notes to Condensed Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

	Item 4T.	Controls and Procedures.	10

Part II.	Other Information
	Item 1.	Legal Proceedings.	10

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

	Item 3.	Defaults Upon Senior Securities.	10

	Item 4.	Submission of Matters to a Vote of Security Holders.	11

	Item 5.	Other Information.	11

	Item 6.	Exhibits.	11

Signatures			11

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Solar Energy Towers, Inc., a Washington corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of electricity and crude oil prices, the possibility that development efforts will not result in the construction of an energy tower, accidents and other risks associated with power plant construction and development operations, the risk that the Company will encounter unanticipated technological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s development and construction plans, the exercise of the control Robert O’Leary, the Company’s Chairman of the Board of Directors, holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

SOLAR ENERGY TOWERS, INC. (A Development Stage Company) CONDENSED BALANCE SHEETS

	December 31, 2008 - $ - (Unaudited)	July 31, 2008 - $ - Audited
ASSETS
Current
Cash	23,689	101
Total current assets	23,689	101

Total assets	23,689	101

LIABILITIES
Current

Due to a related party	1,500	-
Total current liabilities	1,500	-
Total liabilities	1,500	-

STOCKHOLDERS’ EQUITY
Common stock and Preferred Stock
Authorized:
300,000,000 common shares, no par value per share
25,000,000 shares of preferred stock, no par value per share
Issued and outstanding:
10,118,000 and 10,000,000 common shares at December 31, 2008 and July 31, 2008, respectively	26,180	100
100,000 shares of Series A Preferred Stock at December 31, 2008 and July 31, 2008	1	1

Deficit accumulated during the development stage	(3,992)	-
Total stockholders’ equity	22,189	101

Total liabilities and stockholders’ equity	23,689	101

See accompanying notes to condensed financial statements

SOLAR ENERGY TOWERS, INC.
(A Development Stage company)
CONDENSED STATEMENTS OF OPERATIONS
Three months ended December 31, 2008 and the
period from June 2, 2008 (Inception) to December 31, 2008
(UNAUDITED)

	Three months ended December 31, 2008 - $ -	Period from June 2, 2008 (Inception) to December 31, 2008 - $ -

General and administrative	2,492	3,992
Net loss	2,492	3,992
Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding	10,034,630	10,016,681

See accompanying notes to condensed financial statements

SOLAR ENERGY TOWERS, INC.
(An Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2008
Period from June 2, 2008 (Inception) through December 31, 2008
 (UNAUDITED)

Period from June 2, 2008 (Inception) through December 31, 2008 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(3.992)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable	-
Net cash used in operating activities	(3,992)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to the related party	1,500
Cash received from sale of common stock	26,180
Cash received from sale of Series A Preferred Stock	1

Net cash provided by financing activities	27,681
NET INCREASE (DECREASE) IN CASH	23,689-
Cash, beginning of the period	-
Cash, end of the period	23,689

Supplemental cash flow information:
Interest paid	-
Taxes paid	-

See accompanying notes to condensed financial statements

SOLAR ENERGY TOWERS, INC. (An Development Stage Company) NOTES TO CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2008 (UNAUDITED)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Solar Energy Towers, Inc. (“Solar Energy Towers” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form S-1 filed on August 28, 2008, as amended, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

Note 2. STOCK TRANSACTIONS

The Company has 300,000,000 authorized shares of common stock and 25,000,000 authorized shares of preferred stock.

On June 23, 2008, the Company issued 10,000,000 shares of common stock to three founders of the Company for aggregate consideration in cash of $100.

On June 23, 2008, the Company issued 100,000 shares of Series A Preferred Stock to the two founders of the Company for aggregate consideration in cash of $1.00.

On September 23, 2008, the Company’s Registration Statement on Form S-1 filed on August 28, 2008, as amended, was declared effective by the Securities and Exchange Commission.  The Form S-1 related to a public offering by the Company of 1,000,000 shares of its common stock, at an offering price of $.06 per share.  As of the date of the filing of this Quarterly Report on Form 10-Q, (i) the Company’s offering of 1,000,000 shares of its common stock continues, and (ii) the Company has sold an aggregate of 18,000 shares for aggregate proceeds of $1,080.  The Company has incurred no expenses in connection with the offering.  The Company has not used any proceeds from the offering.

On December 2, 2008, the Company offered and sold 100,000 shares of common stock in a private placement to one person (who also purchased shares sold pursuant to the Company’s current public offering) at a purchase price of $.25 per share, for aggregate proceeds of $25,000.

As of December 31, 2008, there were 10,118,000 shares of common stock, no par value per share, outstanding, and 100,000 shares of Series A Preferred Stock, no par value per share, outstanding.

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

Our plan of operation for the following twelve months is to (i) complete Phase I of our program, which is to conduct technical and economic feasibility studies of sites for construction of the first energy tower power plant, and (ii) begin Phase II of our program, which is to negotiate and enter into a power purchase agreement with a utility company (with the final power purchase agreement to be executed in March 2010). In addition to the $8,500,000 we anticipate spending for Phase I and II for the development program as outlined below, we anticipate spending an additional $60,000 on professional and administrative fees, including fees payable in connection with the filing of the Company’s registration statement on Form S-1 on August 28, 2008, as amended, complying with reporting obligations and arranging financing for Phase I and II of our development program.  Total expenditures over the next 12 months are therefore expected to be approximately $6,560,000, $60,000 of which is the amount to be raised in this offering.  If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from Robert O’Leary, our Chairman of the Board of Directors, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed.

If we are successful in raising the funds from a current public offering of common stock for proceeds of $60,000, we plan to commence activities to raise the $6,000,000 funds required for Phase I of the development program in the winter of 2008/2009.  We expect this phase to take 30-90 days to complete and an additional 9 to 11 months for engineers to conduct technical and economic feasibility studies of sites for construction of the first energy tower power plant.  We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase I of the development program. We plan to raise the additional funding for Phase I by way of a private debt or equity financing.  We have commenced activities to raise such funds, raising $26,080 in November and December 2008, and continue to attempt to raise funds.

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

Results of Operations

Three—Month Period Ended December 31, 2008 and from June 2, 2008 (Inception) through December 31, 2008

We recorded no revenues for the three months ended December 31, 2008.  From the period of June 2, 2008 (inception) to December 31, 2008, we recorded no revenues.

We incurred operating expenses, consisting solely of general and administrative expense, in the amount of $2,492 for the three-month period ended December 31, 2008, which consist of primarily accounting fees and travel costs in connection with the solicitation of investors for financing activities.  From the period of June 2, 2008 (inception) to December  31, 2008, we incurred operating expenses of $3,992

Liquidity and Capital Resources

At December 31, 2008, we had a cash balance of $23,689.  We do not have sufficient cash on hand to commence Phase I of our development program or to fund our ongoing operational expenses.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses.  In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sale of Equity Securities

On December 2, 2008, the Company offered and sold 100,000 shares of common stock to one person at a purchase price of $.25 per share, for aggregate proceeds of $25,000.  The Company made the offer and sale of the shares pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.  The sale was made in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company by way of being provided a copy of the Company’s then-current Prospectus.  No commission or fees were paid to any person in connection with the offer and sale of the shares.

Continuing Public Offering and Use of Proceeds

On September 23, 2008, the Company’s Registration Statement on Form S-1 filed on August 28, 2008, as amended, was declared effective by the Securities and Exchange Commission.  The Form S-1 related to a public offering by the Company of 1,000,000 shares of its common stock, at an offering price of $.06 per share.  As of the date of the filing of this Quarterly Report on Form 10-Q, (i) the Company’s offering of 1,000,000 shares of its common stock continues, and (ii) the Company has sold an aggregate of 18,000 shares for aggregate proceeds of $1,080.  The Company has incurred no expenses in connection with the offering.  The Company has not used any proceeds from the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On February 10, 2009, Ryan Gibson resigned as President and Chief Executive Officer of the Company.

On February 10, 2009, the Board of Directors appointed Thomas E. Puzzo as President and Chief Executive Officer of the Company.  Mr. Puzzo is currently a director of the Company and acts as counsel to the Company.  Mr. Puzzo does not have any agreement, arrangement or interested transaction with the Company.  However, on June 23, 2008, a total of 3,000,000 shares of common stock of the Company were issued to Mr. Puzzo in exchange for cash in the amount of $10 (or $0.00001 per share), and 33,333 shares of Series A Preferred Stock were issued to Mr. Puzzo in exchange for cash in the amount of $0.33 (or $0.00001 per share).

Mr. Puzzo intends to serve as the President and Chief Executive Officer on an interim basis only and until such time as the Company has sufficient financing to hire a President and Chief Executive Officer with prior experience in the power utility business.  Mr. Puzzo does not have any prior experience in the power utility business.

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

SOLAR ENERGY TOWERS, INC.
(Name of Registrant)

Date: February 17, 2009	By:	/s/ Thomas E. Puzzo
		Name:	Thomas E. Puzzo
		Title:	President and Chief Executive Officer, Secretary and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153242), as filed with the Securities and Exchange Commission on August 28, 2008.