Form 10-K
period 2009-03-31
Solar Energy Towers, Inc.
filed 2009-07-13
CIK 1443977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Commission file number 000-53550

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

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 10, 2009, the registrant had 10,118,000 shares of common stock, no par value, and 100,000 shares of Series A Preferred Stock, no par value per share, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

SOLAR ENERGY TOWERS, INC.
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Solar Energy Towers”, “we”, “us,” or “our” are to Solar Energy Towers, Inc.

PART I

ITEM 1. BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

Solar Energy Towers, Inc. was incorporated on June 2, 2008 under the laws of the State of Washington.  We are engaged in the business of designing, constructing, owning and operating energy towers power plants.

On February 10, 2009, the Board of Directors appointed Thomas E. Puzzo as President and Chief Executive Officer of the Company, a position he continues to hold.  Mr. Puzzo is currently a director of the Company and acts as counsel to the Company.  Mr. Puzzo intends to serve as the President and Chief Executive Officer on an interim basis only and until such time as the Company has sufficient financing to hire a President and Chief Executive Officer with prior experience in the power utility business.  Mr. Puzzo does not have any prior experience in the power utility business.

Ryan Gibson served as President and Chief Executive Officer of our company from June 23, 2008 until February 10, 2009, when he resigned as President and Chief Executive Officer.

IN GENERAL

We are a development stage company engaged in the development, construction, ownership and operation power generation plants which employ energy tower technology.

“Energy tower technology” refers to the process by which the power generation plants can convert hot air into energy by a method of evaporative cooling. Our primary business objective is to become a significant independent power producer in countries where climatic and hydrological conditions are suited for energy tower technology power generation.  These ideal geographical locations where we intend to construct and operate energy tower power plants are those areas characterized as hot, dry, arid desert and semi-desert climates which are located near seawater.  The most significant product produced from energy tower power plants will be electricity.

We have not earned any revenues to date.  Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood that we may never be able to design, construct, own and or operate an energy tower power plant that produced commercially viable quantities of electricity.  We are presently in the development stage of our business and we can provide no assurance that we will be able to design, construct, own and or operate an energy tower power plant or that any commercially viable quantities of electricity can be produced based on the energy towers technology.  Further development and experimentation is required before a final determination can be made as to whether an energy tower power plant that we would construct would produce commercially viable quantities of electricity.  If our energy tower power plant cannot produce commercially viable quantities of electricity, all funds that we spend on development will be lost.

 DEVELOPMENT OF THE ENERGY TOWERS TECHNOLOGY

We intend to research and development our own energy tower technology and construct a pilot power plant.  In order to maximize benefits available to us through energy tower technology, we intend to explore the commercialization of power generating plants through consultation with professionals in both the engineering and construction fields.  Building on energy tower technology originally patented in 1975 by Dr. Philip Carlson, a U.S. physicist, the energy tower pilot power plant will be designed to generate energy by spraying and cooling hot air as it enters the energy tower from the atmosphere.  This evaporative cooling process results in dense cool air falling at a high velocity down the length of the energy tower, which in turn spins turbines generating energy. This method of creating energy may also desalinate large volumes of salt/brackish water by adding a reverse osmosis process.  Salt water or brackish water used in the evaporative cooling process can either be returned to the original seawater source or used for other purposes. Since the location of any given energy tower will be in geographical areas most suitable for their construction, the operation can proceed continually throughout any given year except for seasonal differences in the amount of energy capable of being produced. Currently there are no means of long-term energy storage to level out the seasonal difference.

Electrical output, the most significant product that is generated from an energy tower, is intended to be sold to electric utilities in respective nations under either long-term power purchase contracts or through joint venture or sublicense arrangements.  Specifically, we will seek to enter into joint venture arrangements with either national or other host utility companies whereby such entities will help to provide for land, licensing and permitting assistance and other local perquisites required prior to constructing and operating an Energy Tower plant. We anticipate the market for energy towers to possibly demand the construction of several plants within each of the 40 or more candidate countries that have been identified as suitable to energy tower technology.  Even if one or more of the countries identified elected not to enter into arrangements with us, we believe that the construction of one full-scale energy tower in any of the 40 countries would justify the total costs of development.  Factors that may affect the construction include, among other things, the availability of adequate financing, the availability of building materials, the ability of a construction company to compete construction on schedule and within budget, the capacity of local power grids, the distance from the site of the energy tower to the seawater or brackish water source, the availability of permits and licenses to commence and complete construction and other factors associated with large-scale construction.

DEVELOPMENT PROGRAM AND ESTIMATED COST

Phase	Development Program	Cost	Status

Phase I	Technical and economic feasibility studies of sites for construction of first energy tower power plant.	$6,000,000	Expected to be completed in December 2009 (dependent on consulting engineer’s schedule)

Phase II	Negotiate and enter into power purchase agreement with a utility company.	$2,500,000	Expected to be completed in March 2010

Phase III	Final design and request for proposals from subcontractors and equipment manufacturers.	$6,500,000	Expected to be completed by Summer 2011

Phase IV	Construction of full-scale energy towers power plant.	$300,000,000 to $1.5 Billion (1)	Expected to be completed between 2013 and 2015.

(1) Depending on terms and conditions of power purchase agreement.

COMPETITION

We are a development stage company.  We do not compete directly with anyone for the design, construction, ownership and/or operation of an energy tower power plant.  Readily available markets exist in the U.S. and around the world for the sale of electricity.  Therefore, we will likely be able to sell any electricity that we are able to produce.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as concrete, and certain equipment such as cranes and excavators that we will need to conduct construction.  We have not yet attempted to locate or negotiate with any suppliers or products, equipment or services and will not do so until funds are able to be raised from future offerings.  If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our development plans until we are able to do so.

We compete with other power companies for financing and for the engineering and construction services of new power plants.  All of the power companies with whom we compete have greater financial and technical resources than we do.  Accordingly, these competitors may be able to spend greater amounts on the development of their own energy tower technology and the design, construction, ownership and/or operation of their own energy tower power plants.  In addition, they may be able to afford greater engineering expertise in the development and construction of power plants. This competition could result in competitors having energy tower technology or energy tower power plants of greater quality and interest to prospective investors who may finance additional development. This competition could adversely impact on our ability to finance further development and to achieve the financing necessary for us to develop our energy tower technology and design, construct, own and operate an energy tower power plant.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

 REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of power plants in any jurisdiction which we would construct, own and operate an energy tower power plant.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

We are a start-up company with a lack of operating history and profitability.  Solar Energy Towers has incurred losses since inception, and we expect those losses to continue in the future.  As a result, we may have to suspend or cease operations.

We were incorporated on June 2, 2008, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made.  As a result, it is possible that we may not generate any revenues in the future.  Since inception, to March 31, 2009, Solar Energy Towers has incurred a net loss of $5,531.

In order to generate revenue, we are dependent on our ability to obtain financing to build a power plant to sell electricity in order to generate revenues.

Based upon current plans, we expect operating losses in future periods.  If we do not generate enough future revenues to cover our expenses before the business has become profitable, we would have to suspend or cease operations and you could lose your investment.

Because Solar Energy Towers is a small company and does not have much capital, if we are unable to raise additional funds to meet our needs, we may have to scale back our operations which could result in a loss of your investment.

Because we are a small company with limited financial resources, we may be unable to sufficiently finance our operations until we generate revenues sufficient to cover our expenses.  If that were the case, we would have to raise more capital to finance our operations in order for the business to be successful.

If we are unable to raise the capital required to finance our operations, then we would be unable to generate revenues sufficient to maintain our business and this could result in a loss of your investment.

Because Thomas Puzzo has other outside business activities, he can only dedicate a limited amount of his time to Solar Energy Towers’s operations.  This could result in periodic interruptions or suspensions of the business plan.

Because our company President and Chief Executive Officer, Thomas Puzzo, has other outside business interests, he will only be able to devote a limited amount of his time to our operations.  Solar Energy Towers operations may occur at times which are inconvenient to Mr. Puzzo, which could result in the development of our plan being periodically interrupted or suspended.  Additionally, Mr. Puzzo intends to serve as the President and Chief Executive Officer on an interim basis only and until such time as the Company has sufficient financing to hire a President and Chief Executive Officer with prior experience in the power utility business.  Mr. Puzzo does not have any prior experience in the power utility business.

If our officers and directors resign or die without having found replacements, our operations will be suspended or cease altogether. Should that occur, it could result in a loss of your investment.

We have one officer and two directors and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run Solar Energy Towers, and the company has no Key Man insurance.  If such an event were to take place and we were unable to find other persons to run us, our operations would be suspended or cease entirely, and this could result in the loss of your investment.

Our shares are defined as “penny stock”, the rules imposed on the sale of the shares may affect your ability to resell any shares, if at all.

Our shares are defined as a penny stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and rules of the Securities and Exchange Commission (the “SEC”).  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own or rent any physical property, and do not own or rent any real property.  Our current business address is 520 Pike Street, Suite 985, Seattle, Washington 98101, which is the same address as our registered agent and where we receive service of process.  Our telephone number is (206) 407-3187.

Each of our officers and directors works on Company business from their respective home offices.  Management believes the current arrangement is sufficient for its needs at this time.  The Company intends to lease its own offices at such time as it has sufficient financing to do so.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

Our shares of common stock do not trade on and exchange or the over-the-counter market.

HOLDERS

As of the date of this report, Solar Energy Towers has 39 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The stock transfer agent for our securities is Signature Stock Transfer, Inc., 2632 Coachlight Court, Plano, Texas 75093, Telephone (972) 612-4120.

DIVIDENDS

There are no restrictions in Solar Energy Towers’s Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend if: (i) Solar Energy Towers would not be able to pay its debts as they become due in the usual course of business; or (ii) Solar Energy Towers’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

We have conducted no material operations during the year ended March 31, 2009, and do not have any present operations. During the year ended March 31, 2009, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

The following table provides selected financial data about our company as of and for the year ended March 31, 2009, and as of July 31, 2008

Balance Sheet Data:	March 31, 2009	July 31, 2008

Cash	$21,770	$101
Total assets	$22,150	$-
Total liabilities	$1,500	$-
Stockholders’ equity	$20,650	$101

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2009, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.  Because of our limited cash on hand, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

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

Our plan of operation for the following twelve months is to (i) complete Phase I of our program, which is to conduct technical and economic feasibility studies of sites for construction of the first energy tower power plant, and (ii) begin Phase II of our program, which is to negotiate and enter into a power purchase agreement with a utility company (with the final power purchase agreement to be executed in March 2010). In addition to the $8,500,000 we anticipate spending for Phase I and II for the development program as outlined below, we anticipate spending an additional $60,000 on professional and administrative fees, complying with reporting obligations and arranging financing for Phase I and II of our development program.  Total expenditures over the next 12 months are therefore expected to be approximately $6,560,000, $60,000 of which is the amount to be raised in this offering.  If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from Robert O’Leary, our Chairman of the Board of Directors, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed.

If we are successful in raising funds from an offering of common stock for proceeds of $60,000, we plan to commence activities to raise the $6,000,000 funds required for Phase I of the development program in the winter of 2009/2010.  We expect this phase to take 30-90 days to complete and an additional 9 to 11 months for engineers to conduct technical and economic feasibility studies of sites for construction of the first energy tower power plant.  We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase I of the development program. We plan to raise the additional funding for Phase I by way of a private debt or equity financing.  We have commenced activities to raise such funds, raising $26,080 in November and December 2008, and continue to attempt to raise funds.

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

We anticipate commencing Phase II of our development program in March 2010, depending on whether Phase I program proves successful in establishing the technical and economic feasibility studies of sites for construction of the first energy tower power plant. Subject to financing, we anticipate commencing Phase III of our development program in 2010, depending on whether Phase II program proves successful in negotiating and entering into a power purchase agreement with a utility company. As with Phases I and II, we will require additional funding to proceed with Phase III, we have no current plans on how to raise the additional funding, though we believe that if we must first successfully negotiate and enter into a power purchase agreement with a utility company, as planned for Phase III, in order to successfully commence financing activities for Phase IV, which is the construction of the first full-scale energy towers power plant.

We estimate Phase IV to take 2 to 4 years to complete, subject to financing, and to cost between $300,000,000 and $1.5 billion to complete. As with Phases I, II, and III, we will require additional funding to proceed with Phase IV, we have no current plans on how to raise the additional funding.

Off –balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Solar Energy Towers, Inc.

We have audited the accompanying balance sheets of Solar Energy Towers, Inc.  (A Development Stage “Company”) as of March 31, 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 2, 2008 (inception) to March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Towers, Inc. as of March 31, 2009, and the result of its operations and its cash flows for the period from June 2, 2008 (inception) to March 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
CHANG G. PARK, CPA

July 10, 2009
San Diego, CA.

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

SOLAR ENERGY TOWERS, INC. (A Development Stage Company) BALANCE SHEETS

	March 31, 2009	July 31, 2008
ASSETS
Current assets:
Cash	$21,770	$101
Prepaid expenses	380	-
Total current assets	22,150	101

Total assets	$22,150	$101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Due to a related party	$1,500	$-
Total current liabilities	1,500	-
Total liabilities	1,500	-

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock: 25,000,000 shares authorized of no par value,
100,000 shares designated Series A; 100,000 issued and
outstanding as of March 31, 2009 and July 31, 2008	1	1
Common stock: 300,000,000 shares authorized of no par value;
10,118,000 and 10,000,000 shares issued and outstanding as
of March 31, 2009 and July 31, 2008	26,180	100
Accumulated deficit during the development stage	(5,531)	-
Total stockholders’ equity (deficit)	20,650	101

Total liabilities and stockholders’ equity (deficit)	$22,150	$101

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY TOWERS, INC. (A Development Stage company) STATEMENT OF OPERATIONS For the period from June 2, 2008 (Inception) to March 31, 2009

Period from June 2, 2008 (Inception) to March 31, 2009
Revenue
Revenue	$-
-
Operating Cost
Professional expense	$3,300
General and administrative expenses	2,231
Total operating expense	$5,531

Net Loss	$(5,531))

Loss per common share:
Basic and diluted	(0.00)

Weighted average common shares outstanding:
Basic and diluted	10,050,387

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY TOWERS, INC. (A Development Stage company) STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) For the period from June 2, 2008 (Inception) to March 31, 2009

	Preferred stock	Preferred stock amount	Common stock	Common stock amount	Accumulated deficit	Total

Balance, June 2, 2008 (inception)	-	$-	-	$-	$-	$-

Shares issued for cash	100,000	1	10,118,000	26,180	-	26,181

Net loss, from June 2, 2008 (inception) to March 31, 2009					(5,531)	(5,531)

Balance, March 31, 2009	100,000	$1	10,118,000	$26,180	$(5,531)	$20,650

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY TOWERS, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS For the period from June 2, 2008 (Inception) through March 31, 2009

Period from June 2, 2008 (Inception) through March 31, 2009

Cash flows from operating activities:
Net loss	$(5,531)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:

Net cash used in operating activities	(5,531)

Cash flows from investing activities:
Net cash used in investing activities	-

Cash flows from financing activities:
Increase in due to the related party	1,500
Proceeds from common stock issuances	26,180
Proceeds from series A preferred stock issuances	1
Net cash provided by financing activities	27,681

Net increase in cash	23,689
Cash, beginning of the period	-
Cash, end of the period	$23,689

Supplemental cash flow information:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY TOWERS, INC.
 (A Development Stage Company)

Notes to Financial Statements
March 31, 2009

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Solar Energy Towers, Inc. (the “Company”) was incorporated under the laws of the State Washington on June 2, 2008. The Company was formed to engage in the design, construction and operation of solar energy tower power plants, working on a downdraft principle, to generate electricity.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 22, 2008 (date of inception).

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

SOLAR ENERGY TOWERS, INC.
 (A Development Stage Company)

Notes to Financial Statements
March 31, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

SFAS 141R - In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

SOLAR ENERGY TOWERS, INC.
 (A Development Stage Company)

Notes to Financial Statements
March 31, 2009

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

SFAS 162 - In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

SFAS 163 - In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no material operations during the period from June 2, 2008 (date of inception) to March 31, 2009 and generated a net loss of $5,531. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $21,770 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

SOLAR ENERGY TOWERS, INC.
 (A Development Stage Company)

Notes to Financial Statements
March 31, 2009

NOTE 6. INCOME TAXES

The company has incurred operating losses of $5,531, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

March 31,
Future income tax assets:	2009
Net operating loss (from inception June 2, 2008)	$5,531
Approximate Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	1,881
Valuation allowance	(1,881)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2009, the Company has a net operating loss carry forwards of approximately $5,531. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

The Company has 25,000,000 authorized shares of preferred stock and 300,000,000 authorized shares of common stock.

On June 23, 2008, the Company issued 10,000,000 shares of common stock to three founders of the Company for aggregate consideration in cash of $100.

On June 23, 2008, the Company issued 100,000 shares of Series A Preferred Stock to the two founders of the Company for aggregate consideration in cash of $1.00.

On September 23, 2008, the Company’s Registration Statement on Form S-1 filed on August 28, 2008, as amended, was declared effective by the Securities and Exchange Commission.  The Form S-1 related to a public offering by the Company of 1,000,000 shares of its common stock, at an offering price of $.06 per share.  As of the date of the filing of this Annual Report on Form 10-K, (i) the Company’s offering of 1,000,000 shares of its common stock continues, and (ii) the Company has sold an aggregate of 18,000 shares for aggregate proceeds of $1,080.  The Company has incurred no expenses in connection with the offering.

SOLAR ENERGY TOWERS, INC.
 (A Development Stage Company)

Notes to Financial Statements
March 31, 2009

NOTE 8. STOCK TRANSACTIONS (CONTINUED)

On December 2, 2008, the Company offered and sold 100,000 shares of common stock in a private placement to one person (who also purchased shares sold pursuant to the Company’s current public offering) at a purchase price of $.25 per share, for aggregate proceeds of $25,000.

As of March 31, 2009, there were 10,118,000 shares of common stock, no par value per share, outstanding, and 100,000 shares of Series A Preferred Stock, no par value per share, outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2009:

Preferred stock, no par value, 25,000,000 shares authorized; 100,000 shares of Series A Preferred Stock issued and outstanding.

Common stock, no par value: 300,000,000 shares authorized; 10,118,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2009.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2009 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our President and Chief Executive Officer, who is also our principal financial and accounting officer, has concluded that the design and operation of our internal controls and procedures were not effective as of March 31, 2009, for the following reasons:

(i)	Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

(ii)	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

(iii)
Lack of Audit Committee & Outside Directors on The Company's Board of Directors:  We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 9B. OTHER INFORMATION.

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Robert O’Leary 520 Pike Street, Suite 985 Seattle, Washington 98101	69	Chairman of the Board of Directors

Thomas E. Puzzo 520 Pike Street, Suite 985 Seattle, Washington 98101	42	President and Chief Executive Officer, Secretary, and Director

Robert O’Leary serves as our Chairman of the Board of Directors.  Mr. O’Leary has approximately 45 years of business experience, of which more than 30 years were in senior management positions.  During the past 25 year period Mr. O’Leary was founder, Chairman of the Board, President and Chief Executive Officer, of Centennial Holdings Inc., and four operating companies that developed and operated geothermal power plants and a geothermal field in Heber, California.  The electric power produced from the geothermal power plants was provided to Southern California Edison under long-term power sales agreements. The initial geothermal power plant in the Heber field was the first commercial geothermal power plant constructed and operated in the United States.

Thomas E. Puzzo serves as a Director and as our Secretary.  Mr. Puzzo is a practicing lawyer, based in Seattle, Washington, whose law practice focuses on securities regulation and corporate finance. Mr. Puzzo has represented numerous companies in raising capital via public and private offerings of debt and equity securities, and counseled public companies in connection with their ongoing reporting and other obligations.  He has also represented underwriters in public offerings, broker-dealers in placing private offerings and venture capital funds and other investors in non-public investment transactions.  Mr. Puzzo also has extensive experience in counseling public companies on maintaining compliance with Nasdaq, New York Stock Exchange and American Stock Exchange rules and Over-the-Counter Bulletin Board eligibility requirements.  Additionally, Mr. Puzzo has represented established and emerging businesses with respect to intellectual property transfers and protection.  Mr. Puzzo received his B.A. from the Evergreen State College in 1989. From 1989 to 1991, he attended the University of Leiden in The Netherlands, where he studied Philosophy and received a Propaedeutic Degree in Dutch. Mr. Puzzo received his J.D. from Seattle University in 1997.

SIGNIFICANT EMPLOYEES

We have no employees.  Our President and Chief Executive Officer, Thomas Puzzo, is an independent contractor to us and currently devotes approximately 5 hours per week to company matters, primarily in a legal capacity.

On February 10, 2009, the Board of Directors appointed Thomas E. Puzzo as President and Chief Executive Officer of the Company, a position he continues to hold.  Mr. Puzzo is currently a director of the Company and acts as counsel to the Company.  Mr. Puzzo intends to serve as the President and Chief Executive Officer on an interim basis only and until such time as the Company has sufficient financing to hire a President and Chief Executive Officer with prior experience in the power utility business.  Mr. Puzzo does not have any prior experience in the power utility business.

Ryan Gibson served as President and Chief Executive Officer of our company from June 23, 2008 until February 10, 2009, when he resigned as President and Chief Executive Officer.

Mr. Puzzo has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Mr. Puzzo has not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place, though we use the services of an outside accountant.

EMPLOYMENT AGREEMENTS

We have no formal employment agreements with any of our employees.

TERM OF OFFICE

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our stockholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

AUDIT COMMITTEE

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

BOARD OF DIRECTORS

We have two directors, one that serves as our sole executive officer and the other has voting control of the Company.  Therefore, they are not independent directors.  We do not pay them for attending board meetings.  They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem, as no security holders have made any such recommendations.  Our three director perform all functions that would otherwise be performed by committees.  Given the present size of our board, it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our Directors, executive officers and owners of more than 10 percent of our securities are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the SEC. To facilitate compliance, we prepare and file these reports on behalf of our Directors and executive officers.  Based upon a review of the filings made on their behalf during 2008 until the fiscal year ended March 31, 2009, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings and our records, all persons subject to Section 16(a) timely filed Form 3, 4, and 5 filings.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) from inception on June 2, 2008 through March 31, 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ryan Gibson, President and Chief Executive Officer (1)	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Thomas E. Puzzo, President and Chief Executive Officer and Secretary (2)	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)  Mr. Gibson served as President and Chief Executive Officer from June 23, 2008 until February 10, 2009, when he resigned as President and Chief Executive Officer.
(2)  Mr. Puzzo has served was appointed interim President and Chief Executive Officer on February 10, 2009, and has served as Secretary since June 23, 2009.

There are no current employment agreements between the company and its officers.

On June 23, 2008, a total of 1,000,000 shares of common stock were issued to Ryan Gibson in exchange for cash in the amount of $10 or $0.00001 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of directors, as if it could have been made with an unaffiliated third party.

On June 23, 2008, a total of 3,000,000 shares of common stock were issued to Thomas E. Puzzo in exchange for cash in the amount of $10 or $0.00001 per share, and 333,333 shares of Series A Preferred Stock were issued to Mr. Puzzo in exchange for cash in the amount of $0.33.  The terms of this stock issuance was as fair to the company, in the opinion of the board of directors, as if it could have been made with an unaffiliated third party.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation from inception on June 2, 2008 through March 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert O’Leary	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomas E. Puzzo	-0-	-0-	-0-	-0-	-0-	-0-	-0-

On June 23, 2008, a total of 6,000,000 shares of common stock were issued to Robert O’Leary in exchange for cash in the amount of $60 or $0.00001 per share, and 666,667 shares of Series A Preferred Stock were issued to Mr. Puzzo in exchange for cash in the amount of $0.67. The terms of this stock issuance was as fair to the company, in the opinion of the board of directors, as if it could have been made with an unaffiliated third party.

On June 23, 2008, a total of 3,000,000 shares of common stock were issued to Thomas E. Puzzo in exchange for cash in the amount of $10 or $0.00001 per share, and 333,333 shares of Series A Preferred Stock were issued to Mr. Puzzo in exchange for cash in the amount of $0.33. The terms of this stock issuance was as fair to the company, in the opinion of the board of directors, as if it could have been made with an unaffiliated third party.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this report by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name (1)	Common Stock	Preferred Stock Convertible into Shares of Common Stock	Percentage of class (2)

Robert O’Leary (Chairman of the Board of Directors)	6,000,000	66,667 shares of Series A Preferred Stock, convertible into 66,667 shares of common stock	59.3%

Thomas E. Puzzo (President and Chief Executive Officer, Secretary and Director)	3,000,000	33,333 shares of Series A Preferred Stock , convertible into 33,333 shares of common stock	29.61%

Ryan Gibson	1,000,000		9.7%

All officers and directors (2 persons)	9,000,000	100,000	89%

(1)  Unless otherwise indicated, the address for the person listed is 520 Pike Street, Suite 985, Seattle, Washington 98101.

(2) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2009.  As of March 31, 2009, there were 10,118,000 shares of our common stock issued and outstanding, and 100,000 shares of Series A Preferred Stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert O’Leary will not receive any interest on any funds that she may advance to us for expenses incurred prior to our generating revenue.

On June 23, 2008, a total of 6,000,000 shares of common stock were issued to Robert O’Leary in exchange for cash in the amount of $60 or $0.00001 per share, and 666,667 shares of Series A Preferred Stock were issued to Mr. Puzzo in exchange for cash in the amount of $0.67. The terms of this stock issuance was as fair to the company, in the opinion of the board of directors, as if it could have been made with an unaffiliated third party.

On June 23, 2008, a total of 1,000,000 shares of common stock were issued to Ryan Gibson in exchange for cash in the amount of $10 or $0.00001 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of directors, as if it could have been made with an unaffiliated third party.

On June 23, 2008, a total of 3,000,000 shares of common stock were issued to Thomas E. Puzzo in exchange for cash in the amount of $10 or $0.00001 per share, and 333,333 shares of Series A Preferred Stock were issued to Mr. Puzzo in exchange for cash in the amount of $0.33.  The terms of this stock issuance was as fair to the company, in the opinion of the board of directors, as if it could have been made with an unaffiliated third party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2009, the total fees charged to the company for audit services, including quarterly reviews and audit-related services were $3,300, for tax services were $0 and for other services were $0.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153242), as filed with the Securities and Exchange Commission on August 28, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERGY TOWERS, INC. (Name of Registrant)

Date: July 13, 2009	By:	/s/ Thomas E. Puzzo
Name: Thomas E. Puzzo
Title: President and Chief Executive Officer, Secretary (and principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153242), as filed with the Securities and Exchange Commission on August 28, 2008.