Form 10-Q
period 2009-06-30
Solar Energy Towers, Inc.
filed 2009-08-20
CIK 1443977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2009, there were 10,118,000 shares of common stock, no par value per share, outstanding, and 100,000 shares of Series A Preferred Stock, no par value per share, outstanding.

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

SOLAR ENERGY TOWERS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Condensed Financial Statements

		Condensed Balance Sheets as of June 30, 2009 (unaudited) and July 31, 2008.	4

		Condensed Statements of Operations – for the three months ended June 30, 2009 and the period from June 2, 2008 (inception) to June 30, 2009 (unaudited).	5

		Condensed Statements of Cash Flows for the period from June 2, 2008 (Inception) through June 30, 2009 (unaudited).	6

		Notes to Condensed Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4T.	Controls and Procedures.	13

Part II.	Other Information
	Item 1.	Legal Proceedings.	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

	Item 3.	Defaults Upon Senior Securities.	14

	Item 4.	Submission of Matters to a Vote of Security Holders.	14

	Item 5.	Other Information.	14

	Item 6.	Exhibits.	14

Signatures			14

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

SOLAR ENERGY TOWERS, INC. (A Development Stage Company) CONDENSED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash	$20,900	$21,770
Prepaid expenses	230	380
Total current assets	21,130	22,150

Total assets	$21,130	$22,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts Payable	$348	$-
Due to a related party	1,500	1,500
Total current liabilities	1,848	1,500
Total liabilities	1,848	1,500

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock: 25,000,000 shares authorized of no par value,
100,000 shares designated Series A; 100,000 issued and
outstanding as of June 30, 2009 and March 31, 2009	1	1
Common stock: 300,000,000 shares authorized of no par value;
10,118,000 and 10,000,000 shares issued and outstanding as
Of June 30, 2009 and March 31, 2009	26,180	26,180
Accumulated deficit during the development stage	(6,899)	(5,531)
Total stockholders’ equity (deficit)	19,282	20,650

Total liabilities and stockholders’ equity (deficit)	$21,130	$22,150

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY TOWERS, INC. (A Development Stage company) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Period from June 2, 2008 (Inception) to
	2009	2008	June 30, 2009

Revenue
Revenue	$-	$-	$-
	-	-	-

Operating costs
Professional expense	850	-	4,150
General and administrative expenses	518	-	2,749
Total operating costs	1,368	-	6,899

Net Loss	$(1,368)	$-	$(6,899)

Loss per common share:
Basic and diluted	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding:
Basic and diluted	10,118,000	2,500,000

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY TOWERS, INC. (A Development Stage company) CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT) (Unaudited)

	Preferred stock	Preferred stock amount	Common stock	Common stock amount	Accumulated deficit	Total

Balance, June 2, 2008 (inception)	-	$-	-	$-	$-	$-

Shares issued for cash	100,000	1	10,118,000	26,180	-	26,181

Net loss, from June 2, 2008 (inception) to March 31, 2009	-	-	-	-	(5,531)	(5,531)

Balance, March 31, 2009	100,000	1	10,118,000	26,180	(5,531)	20,650

Net loss, for the quarter ended June 30, 2009	-	-	-	-	(1,368)	(1,368)

Balance, June 30, 2009	100,000	$1	10,118,000	$26,180	$(6,899)	$119,282

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY TOWERS, INC. (A Development Stage Company) CONDESNED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,		Period from June 2, 2008 (Inception) to
	2009	2008	June 30, 2009

Cash flows from operating activities:
Net loss	$(1,368)	$-	$(6,899)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	150		(230)
Increase (decrease) in accounts payable	348		348
Net cash used in operating activities	(870)		(6,781)

Cash flows from investing activities:
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Increase in due to the related party	-	-	1,500
Proceeds from common stock issuances	-	100	26,180
Proceeds from series A preferred stock issuances	-	1	1
Net cash provided by financing activities	-	101	27,681

Net increase (decrease) in cash	(870)	101	20,900
Cash, beginning of the period	21,770	-	-
Cash, end of the period	$20,900	$101	$20,900

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

SOLAR ENERGY TOWERS, INC.
 (A Development Stage Company)

Notes to Condensed Financial Statements(Unaudited)
June 30, 2009

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2009 condensed financial statements have been prepared by Solar Energy Towers, Inc. (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for all periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s March 31, 2009 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

Solar Energy Towers, Inc. was incorporated under the laws of the State Washington on June 2, 2008. The Company was formed to engage in the design, construction and operation of solar energy tower power plants, working on a downdraft principle, to generate electricity.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 2, 2008 (date of inception).

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

SOLAR ENERGY TOWERS, INC.
 (A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)
June 30, 2009

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4. RECENT ACCOUNTING PRONOUCEMENTS

SFAS 141R - In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

SOLAR ENERGY TOWERS, INC.
 (A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)
June 30, 2009

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

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

NOTE 5. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no material operations during the period from June 2, 2008 (date of inception) to June 30, 2009 and generated a net loss of $6,899. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $20,900 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

NOTE 6. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carry forwards of approximately $6,899. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

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

SOLAR ENERGY TOWERS, INC.
 (A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)
June 30, 2009

NOTE 8. STOCK TRANSACTIONS (CONTINUED)

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

As of June 30, 2009, there were 10,118,000 shares of common stock, no par value per share, outstanding, and 100,000 shares of Series A Preferred Stock, no par value per share, outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2009:

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

Results of Operations

Three—Month Period Ended June 30, 2009 and from June 2, 2008 (Inception) through June 30, 2009

We recorded no revenues for the three months ended June 30, 2009.  From the period of June 2, 2008 (inception) to June 30, 2009, we recorded no revenues.

We incurred operating expenses, consisting solely of expense, in the amount of $518 for the three-month period ended June 30, 2009, which consist of primarily accounting fees and travel costs in connection with the solicitation of investors for financing activities.  From the period of June 2, 2008 (inception) to June 30, 2009, we incurred operating expenses of $6,899.

Liquidity and Capital Resources

At June 30, 2009, we had a cash balance of $20,900.  We do not have sufficient cash on hand to commence Phase I of our development program or to fund our ongoing operational expenses.  We will need to raise funds to commence our development program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities and ongoing operational expenses.  In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no significant changes in our internal controls or in other factors during the quarter ended June 30, 2009.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

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

SOLAR ENERGY TOWERS, INC.
(Name of Registrant)

Date: August 20, 2009	By:	/s/ Thomas E. Puzzo
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